Form 10-K
period 1997-12-31
STAR DOLPHIN INC
filed 1998-01-28
CIK 894532

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997

                                       OR

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

         Commission File No. 33-55254-23

                               STAR DOLPHIN, INC.
             (Exact name of Registrant as specified in its charter)

           NEVADA                                       87-0438634
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                          Number)

12 East 44th Street,
New York, New York                                       10017
Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code :  (212) 328-1660

Securities registered pursuant to Section 12(b) of the Act :   NONE

Securities registered pursuant to Section 12(g) of the Act :   NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of January 1998, there is no aggregate market value of the voting stock held by non-affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                          Outstanding as of January, 1998
$.001 PAR VALUE CLASS A COMMON STOCK                    2,000,000 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1. Business.

         The Company was incorporated under the laws of Utah on April 16, 1986 and subsequently reorganized under the laws of Nevada on December 30, 1993. The Company's reorganization plan was formulated for the purpose of changing the state of domicile and provided that the Company form a new corporation in Nevada which acquired all of the contractual obligations, shareholder rights and identity of the Utah corporation, and then the Utah corporation was dissolved. The Company is in the developmental stage, and its operations to date have been limited. The Company is in the process of investigating potential business ventures which, in the opinion of the new management, will provide a source of eventual profit to the Company. Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses. The Company's management does expect to remain involved as management of an acquired business.

         On December 19, 1997, Phillip Wong Wah Lik purchased 465,800 of the outstanding shares of the Company from Capital General Corporation, Yeaman Enterprises, Inc. and Krista Nielson who were deemed control persons. The transaction was a result of arms-length negotiations and there was no prior relationship between the parties.

         In addition, Phillip Wong Wah Lik earlier had purchased 1,000,000 shares of common stock directly from the Company. Mr. Phillip Wong Wah Lik now owns and controls 73% of the Company's outstanding shares.

         Further, previous directors resigned and new directors and officers were elected.

         As an unfunded venture, the Company will be extremely limited in its attempts to locate potential business situations for investigation. However, the Company's major shareholder has undertaken to make loans to the Company in amounts sufficient to enable it to satisfy its reporting and other obligations as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates, and believes that the Company's status as a publicly-held corporation will enhance its ability to locate such potential business ventures.

         No assurance can be given as to when the Company may locate suitable business opportunities, and such opportunities may be difficult to locate; however, the Company intends to actively search for potential business ventures in 1998.

         Management anticipates that, due to its lack of funds and the limited amount of its resources, the Company may be restricted to participation in only one potential business venture. This lack of diversification should be considered a substantial risk, because it will not permit the Company to offset potential losses from one venture against gains from another.

         The Company will not restrict its search to any particular business, industry, or geographical location, and reserves the right to evaluate and to enter into any type of business opportunity, in any stage of its development (including the " start up " stage), in any location. In seeking a business venture, Management will not be influenced primarily by an attempt to take advantage of the anticipated or perceived appeal of a specific industry, management group, product, or industry, but rather will be motivated by the Company's business objective of seeking long term capital appreciation in their real value. In addition, the Exchange Act reporting requirements require the filing of the Form 8-K, disclosing any businesses acquired, and requires certified financial statements of such companies. These reporting requirements may substantially limit the businesses which may be available for possible acquisition candidates.

         The analysis of business opportunities will be undertaken by or under the supervision of the Company's management. Among the factors which management will consider in analyzing potential business opportunities are the available technical, financial and managerial resources; working capital and financial requirements; the history of operation, if any, of future prospects; the nature of present and anticipated competition; potential for further research, development, or exploration; growth and expansion potential; profit potential; the perceived public recognition or acceptance of products or services; name identification; and other relevant factors.

         It is not possible at present to predict the exact manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed and, based upon such review, the appropriate legal structure or method of participation will be decided upon by management. Such structures and methods may include, without limitation, leases, purchase and sale agreements, license, or joint ventures; and may involve merger, consolidation, or reorganization. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization. However, it is most likely that the Company will acquire a business venture by conducting a reorganization involving the issuance of the Company's restricted securities. Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and the Company and such other entity combine assets in the new entity.

         Generally, the issuance of securities in a reorganization transaction would be undertaken in reliance upon one or more exemptions from the registration provisions of applicable federal securities laws, including the exemptions provided for non-public or limited offerings, distributions to persons resident in only one state, and similar exemptions provided by state law. Shares issued in a reorganization transaction based upon these exemptions would be considered " restricted " securities under the 1933 Act. However, the Company might undertake, in connection with such a reorganization transaction, certain registration obligations in connection with such securities.

         The  Company  may  choose  to  enter  into  a  venture   involving  the
acquisition of, or merger with, a company which does not need substantial additional capital but desires to establish a public trading market for their securities. Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering. (Such consequences might include expense, time delays, or loss of voting control). In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company's affairs may be transferred to others. It should also be noted that this type of business venture might have the effect of depriving the original minority shareholders of the protection of federal and state securities laws, which normally affect the process of a company's becoming publicly held.

         It is likely that the investigation and selection of business opportunities will be complex, time-consuming, and extremely risky. However, management believes that, even though the Company will have limited capital, the fact that its securities will be publicly-held will make it a reasonably attractive business prospect for other firms.
         As part of their investigation of acquisition possibilities, the Company's management may meet with executive officers of the business and its personnel; inspect its facilities; obtain independent analysis or verification of the information provided; and conduct other reasonable measures, to the extent permitted by the Company's limited resources and management's limited expertise. Generally, the Company intends to analyze and make a determination based upon all available information without reliance upon any single factor as controlling.

         It may be  anticipated  that the  investigation  of  specific  business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. Should a decision thereafter be made not to participate in a specific business opportunity, is likely that costs already expended would not be recoverable. It is also likely, in the event a transaction should eventually fail to be consummated for any reason, that the costs incurred by the Company would not be recoverable. The Company's officers and directors are entitled to reimbursement for all expenses incurred in their investigation of possible business ventures on behalf of the Company, and no assurance can be given that, if the Company has available funds, they will not be depleted in such expenses.

         In addition to the severe limitations placed upon the Company by virtue of its unfunded status, the Company will also be limited in its investigation of possible acquisitions, by the reporting requirements of the Securities Exchange Act of 1934, pursuant to which certain information must be furnished in connection with any significant acquisitions. The Company would be required to furnish, with respect to any significant acquisition, certified financial statements for the acquired company, covering one, two, or three years (depending upon the relative size of the acquisition). Consequently, acquisition prospects which do not have the requisite certified financial statements, or are unable to obtain them, may be inappropriate for acquisition under the present reporting requirements of the 1934 Act.

         The Company does not intend to take any action which would render it an investment company under the Investment Companies Act of 1940 (the "1940 Act"). The 1940 Act defines an investment company as one which (1) invests, reinvests, or trades in securities as its primary business, (2) issues face-amount certificates of the installment type or (3) invests, reinvests, owns, holds, or trades securities or owns or acquires investment securities having a value exceeding 40 percent of the value of its total assets (exclusive of Government securities and cash items) on an unconsolidated basis. The above 40 percent limitation may be exceeded so long as a company is primarily engaged, directly or through wholly-owned subsidiaries, in a business or businesses other than that of investing, reinvesting, owning, holding, or trading in securities. A wholly-owned subsidiary is defined as one which is at least 95% owned by the company.

         Neither the Company nor any of its officers or directors are registered as investment advisers under the Investment Advisers Act of 1940 (the " Advisers Act "), and so there is no authority to pursue any course of business or activities which would render the Company or its management " investment advisers " as defined in the Advisers Act. Management believes that registration under the Advisers Act is not required and that certain exemptions are available, including the exemptions for persons who may render advice to a limited number of other persons and who may advise other persons located in one state only.

         The Company expects to encounter intense competition in its efforts to locate suitable business opportunities in which to engage. The primary competition for desirable investments may come from other small companies organized and funded for similar purposes, from small business development corporations, and from public and private venture capital organizations. As the Company will be completely unfunded, it can fairly be said that all of the competing entities will have significantly greater experience, resources, facilities, contacts, and managerial expertise than the Company and will, consequently, be in a better position than the Company to obtain access to, and to engage in, business opportunities. Due to its lack of funds, the Company may not be in a position to compete with larger and more experienced entities for business opportunities which are low-risk. Business opportunities in which the Company may ultimately participate are likely to be highly risky and extremely speculative.

ITEM 2. Properties.

         The Company owns no properties and utilizes space on a rent-free basis. This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given. The Company has no agreements with respect to the maintenance or future acquisition of office facilities, however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquired company.

ITEM 3. Legal Proceedings.

         There are no legal proceedings against the Company or its new Directors or Officers or the major controlling Shareholder.

         Regarding previous Directors of the Company, the reader may refer to the previous Form 10K for the fiscal year ended December 31, 1996.

ITEM 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1997.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters.

         There currently is not a trading market for the Company's $.001 par value common stock, nor has there been a trading market for the Company's stock since its inception.

         As of January, 1998, there were 745 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6. Selected Financial Data.

                               STAR DOLPHIN, INC.
                              SUMMARY OF OPERATIONS
                                  DECEMBER 1997

                                            1997              1996              1995             1994              1993
                                            ----              ----              ----             ----              ----

Total Assets                                   0                 0                 0                0                 0

Revenues                                       0                 0                 0                0                 0

Operating Expenses                             0                 0                 0                0                 0

Net Earnings (Loss)                       (3,600)                0                 0                0                 0

Per Share Data
Earnings (Loss)                                0                 0                 0                0                 0

Average Common Shares
Outstanding...                         1,032,877         1,000,000         1,000,000        1,000,000         1,000,000

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

         As of December, 1997, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. and, should a merger or acquisition prove unsuccessful, it is possible that the Company may be dissolved by the State of Nevada for failing to file reports, at which point the Company would no longer be a viable corporation under Nevada law and would be unable to function as a legal entity. Should management decide not to further pursue its acquisition activities, management may abandon its activities and the shares of the Company would become worthless. However, the Company's new major shareholder has made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, professional fees, printing and copying fees, and other miscellaneous fees.

         Based on current economic and regulatory conditions, new Management believes that it is possible, if not probable, for a company like the Company, without assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of " going public ".

ITEM 8. Financial Statements and Supplementary Data.

         See Item 14.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not  Applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

         The following table shows the positions held by the Company's officers and directors. The present directors were appointed December 19, 1997, and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions, at the discretion of the directors.

Name                             Age         Position
---------                        ---         --------
Phillip Wong Wah Lik             47          President, Director
Siu Cheung Leung                 46          Vice-President, Director
Beom Hyeock Lee                  42          Secretary, Director
Carlye W L Tsui                  49          Director
Chris Wong Ho Ching              50          Director

PHILLIP WONG WAH LIK has been President and Director of the Company since December 19, 1997. In addition to his management position with the Company, he has been since 1989 managing Director of Sinotex Consultants Limited, Sinotex Property Consultants (Shanghai) Co Ltd., Oriental Land International Ltd, Shanghai Dong Long Commercial Centre Ltd, Shanghai Long Jiang Business Centre Ltd, Asian Ray Company Ltd and Palace (China) Ltd. , Henan Central Land Property Co. Ltd. and WTT (Holdings) Ltd.

Mr. Wong is a Fellow of the Chartered Institute of Management Accountants (UK) and a fellow of the Hong Kong Society of Accountants. He is also Chairman of Management Committee of Continuing

Education Centre, Scout Association of Hong Kong and a Member of Political Consultative Committee Zhencheng, Guangdong Province, PRC.

Mr. Wong is a Member, The Outstanding Young Person's Assn.; Member, Rotary Club of Hong Kong Harbour; Council Member, The Chartered Institute of Management Accountants, Hong Kong Division; Member, Advisory Committee on Social Work and Training & Manpower Planning; and Member, Hong Kong Management Association.

Mr. Wong was awarded the Outstanding Young Persons Award (TOYP award) in Hong Kong in 1975 and has been elected Vice-Chairman of the Outstanding Young Persons' Association, an exclusive non- project-making organization that pulls talents of the TOYPA awardees to promote the well-being of the community. Mr. Wong was one of the trustees of TOYPA Trust Fund.

He is also a Member (Co. Representative,) Hong Kong General Chamber of Commerce and Full Member, Hong Kong Jockey Club.

SIU CHEUNG LEUNG has been Vice-President and Director of the Company since December 19, 1997, and, in addition to his management position with the Company, he is Solicitor and Partner since 1986 of the firm Lo, Chan & Leung, Solicitors and Notaries and Member of the Law Society of Hong Kong.

BEOM HYEOCK LEE has been Secretary and Director of the Company since December 19, 1997, and, in addition to his management position with the Company, he is President of Continental Management Co. and former Vice-President of SKR International Trading Inc.

CARLYE W L TSUI has been newly appointed director of the Company.

She is Managing Director, Fansway Business Consultants Limited, the consultancy arm of Fan, Chan & Co. (auditing firm) and associate of global network SC
International, providing clients with professional consultancy services in business growth, organization and human resources development and management practices; Managing Director, Great River Corporation Limited, a group specialising in management consultancy and Managing Director, The PR Company Hong Kong Limited, a firm specialising in marketing strategies and public relations service for clients.

Her professional qualifications are Fellow, the Hong Kong Institution of Engineers; Fellow, the British Computer Society; Fellow, Institute of Directors; Fellow Institute of Management, Honourable Fellow, Hong Kong Association for Computer Education and member, Institute of Public Relations. In 1997, she was awarded Member of the Most Excellent Order of the British Empire (MBE).

She also devoted part of her time as an Urban Councillor, Council Member, Advisory Council on AIDS and particularly Chairman of the Committee on Education & Publicity on AIDS (CEPAIDS) , as member, Council for the AIDS Trust Fund and Air Transport Licensing Authority.

Ms. Tsui also acted as Current Chairman of Chung Ying Theatre Company; Council Member of Hong Kong Polytechnic University; Executive Committee Member, The Boys' and Girls' Clubs Association and Member, Save The Children Fund Council.

Ms. Tsui has been since 1973, involved with Zonta International, a worldwide service organisation of executives in business and the professions working together to advance the status of women, where she was between 1994-96, the only Asian on its international Board of directors.

CHRIS WONG HO CHING, has been newly appointed director of the Company.

Dr. Chris Wong who has a Doctor of Engineering from Xian Jiaotong University, in China, is actually the Director of the Industrial Centre at The Hong Kong Polytechnic University.

Dr. Wong is Chartered Engineer and Fellows of the Institution of Electrical Engineers, of the Institution of Manufacturing Engineers, of the Hong Kong Institution of Engineers of the Institution of Marine Engineers. He is also Member of the Chartered Institute of Building Services Engineers and of the Institute of Training & Development and Senior Member of the Institute of Industrial Engineers.

Dr. Wong currently holds many government appointments among which is membership of the First Hong Kong Special Administration Region Selection Committee.

Dr. Wong is also Director of the Institute of Industrial Engineers, Hong Kong; of the Business & Technology Centre and of Hong Kong Plastics Technology Centre Co Ltd. He is a Founding Member of World Federation of Technology Organization and Vice President of the Institute of Industrial Engineers, USA for Asia Pacific Regional operations.

Dr. Wong has been appointed by the Hong Kong Government Member of the following : Safety Officer Advisory Committee; Construction Industry Training Authority; Appeal Board Panel, Consumer Goods Safety; Council of City University of Hong Kong and Plastics Committee of the Industry & Technology Development Council.

He was also appointed by the Chinese Government as Member of the Chinese People's Political Consultative Conference, Shenzhen Municipal Committee.

Dr. Wong was consultant to the United Nations Educational Scientific and Cultural Organisation (UNESCO) and China Association of Science and Technology. He was elected the Outstanding Young Person and listed in Who's Who in Hong Kong, Asia and the World as well as received many awards from America and Britain, including International Man of the Year. He is also Honourable/Consultant Professor to a number of Universities in China (Tongji University, Shanghai University, Shanghai Jiatong University and Nanjing University of Aeronautics & Astronautics) and was recently elected the first outstanding Alumni of the Poly. U (Hong Kong) and Fellow of the Institute of Industrial Engineers, U.S.A., the first ever made to an Asian.

ITEM 11. Executive Compensation.

         The Company has made no arrangements for the remuneration of its officers and directors. No remuneration has been paid to the Company's officers or directors prior to the filing of this form. There are no agreements or understandings with respect to the amount or remuneration that officers and directors are expected to receive in the future. Management takes no salaries from the Company at this time. No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company's management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its management. At such time, contracts may be negotiated with new management requiring the payment of annual salaries or other forms of compensation which cannot presently be anticipated. Use of the term " new management " is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities upon the Company's decision to participate in one or more business opportunities.

         The Company's management may benefit directly or indirectly by payments of consulting fees, sales of insiders' stock positions in whole or in part to the private company, the Company or management of the Company, or through the payment of salaries, or any other methods of payments through which insiders or current investors receive funds, stock, other assets or anything of value whether tangible or intangible.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of December 31, 1997, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

Title of class       Name and address                           Amount of          Percent
                     of beneficial owner               beneficial ownership        of class

Common Stock         Phillip Wong Wah Lik                       1,465,800          73.2%
                     Rm 506-7, Grand Centre
                     8 Humphreys Avenue
                     Tsimshatsui,
                     Kowloon, Hong Kong

ITEM 13. Certain Relationships and Related Transactions.

         No officer, director, nominee for election as a director, or associate of such officer, director, or nominee is or has been in debt to the Company during the last fiscal year. However, the Company's major shareholder, has made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, professional fees, printing and copying fees, and other miscellaneous fees.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Financial Statements and Financial Statement Schedules.

Financial Statements - December 31, 1997.

Reports on Form 8-K.

A report on Form 8-K was filed during the last quarter of fiscal year ending December 31, 1997, to announce the change in control of the Company and change in officers and directors. The 8-K was dated December 29, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      STAR DOLPHIN, INC.

                                      (S) Phillip Wong Wah Lik
                                      --------------------------------------
Date :  January 20, 1998              By Phillip Wong Wah Lik, President and
                                      Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                (S)  Phillip Wong Wah Lik
                                --------------------------------------
Date :  January 20, 1998        By : Phillip Wong Wah Lik, President, Director,
                                       CEO

                                (S) Siu Cheung Leung
                                --------------------------------------
Date :  January 20, 1998        By : Siu Cheung Leung, Vice-President,
                                Director



                                --------------------------------------
Date :                          By :  Beom Hyeock Lee, Secretary,
                                Director


                                (S) Carlye W L Tsui
                                --------------------------------------
Date :  January 20, 1998        By : Carlye W L Tsui, Director


                                (S) Chris Wong Ho Ching
                                --------------------------------------
Date :  January 20, 1998        By :  Chris Wong Ho Ching, Director

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
--------------------------------------------------------------------------------


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Star Dolphin, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Star Dolphin, Inc. (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1997, 1996, and 1995 and for the period of April 16, 1986 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Dolphin, Inc. (a development stage company) as of December 31, 1997 and 1996 and the results of its operations, changes in stockholders' equity and its cash flows for the years ended December 31, 1997, 1996, and 1995 and for the period of April 16, 1986 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.


                                       /s/ Smith & Company
                                        CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
January 13, 1998

                               STAR DOLPHIN, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                      12/31/97              12/31/96
                                                                                 -----------------     -----------------
             ASSETS
CURRENT ASSETS
         Cash in bank                                                            $               0     $               0
                                                                                 -----------------     -----------------

                      TOTAL CURRENT ASSETS                                                       0                     0

OTHER ASSETS
         Organization costs (Note 1)                                                             0                     0
                                                                                 -----------------     -----------------
                                                                                                 0                     0
                                                                                 -----------------     -----------------

                                                                                 $               0     $               0
                                                                                 =================     =================

             LIABILITIES & EQUITY
CURRENT LIABILITIES
         Accounts payable                                                        $               0     $               0
                                                                                 -----------------     -----------------

                      TOTAL CURRENT LIABILITIES                                                  0                     0

STOCKHOLDERS' EQUITY
         Common Stock $.001 par value:
         Authorized - 100,000,000 shares
         Issued and outstanding
         2,000,000 shares (1,000,000 in 1996)                                                2,000                 1,000
         Additional paid-in capital                                                          3,600                 1,000
         Deficit accumulated during
          the development stage                                                             (5,600)               (2,000)
                                                                                 -----------------     -----------------

                      TOTAL STOCKHOLDERS' EQUITY                                                 0                     0
                                                                                 -----------------     -----------------

                                                                                 $               0     $               0
                                                                                 =================     =================

See Notes to Financial Statements.

                               STAR DOLPHIN, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                                       4/16/86
                                                 Year               Year              Year            (Date of
                                                 ended              ended             ended           inception) to
                                               12/31/97           12/31/96          12/31/95          12/31/97
                                             ------------       ------------      -----------       -----------------
Net sales                                    $          0       $          0      $         0       $               0
Cost of sales                                           0                  0                0                       0
                                             ------------       ------------      -----------       -----------------

                      GROSS PROFIT                      0                  0                0                       0

General & administrative
 expenses                                           3,600                  0                0                   5,600
                                             ------------       ------------      -----------       -----------------

                          NET LOSS           $     (3,600)      $          0      $         0       $          (5,600)
                                             ============       ============      ===========       =================


Net income (loss) per weighted
 average share                               $       (.00)      $        .00      $       .00
                                             ============       ============      ===========


Weighted average number of
 common shares used to compute
 net income (loss) per weighted
 average share                                  1,032,877          1,000,000        1,000,000
                                             ============       ============      ===========







See Notes to Financial Statements.

                               STAR DOLPHIN, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                             Deficit
                                                                                                           Accumulated
                                                            Common Stock                Additional            During
                                                           Par Value $0.001              Paid-in             Development
                                                     Shares            Amount            Capital               Stage
                                                 --------------    --------------    -----------------    --------------
Balances at 4/16/86
         (Date of inception)                                  0    $            0    $               0    $            0
         Issuance of common
             stock (restricted)
             at $.002 per share
             at 6/4/86                                1,000,000             1,000             1,000
         Net loss for period                                                                                      (1,950)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/86                                  1,000,000             1,000                1,000            (1,950)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/87                                  1,000,000             1,000                1,000            (1,960)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/88                                  1,000,000             1,000                1,000            (1,970)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/89                                  1,000,000             1,000                1,000            (1,980)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/90                                  1,000,000             1,000                1,000            (1,990)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/91                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/92                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/93                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/94                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/95                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/96                                  1,000,000             1,000                1,000            (2,000)
         Issued for expenses at
             $.0036 at 12/19/97                       1,000,000             1,000                2,600
         Net loss for year                                                                                        (3,600)
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/97                                  2,000,000    $        2,000    $           3,600    $       (5,600)
                                                 ==============    ==============    =================    ==============


See Notes to Financial Statements.

                               STAR DOLPHIN, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                               4/16/86
                                                        Year               Year              Year            (Date of
                                                       ended              ended             ended         Inception) to
                                                      12/31/97           12/31/96          12/31/95          12/31/97
                                                   --------------     --------------    --------------    --------------
OPERATING ACTIVITIES
         Net income (loss)                         $       (3,600)    $            0    $            0    $       (5,600)
         Adjustments to reconcile
          net income (loss) to
          cash used by operating
          activities:
             Stock issued for expenses                      3,600                                                  3,600
             Amortization                                       0                  0                 0                50
                                                   --------------     --------------    --------------    --------------

                          NET CASH USED BY
                      OPERATING ACTIVITIES                     0                   0                 0            (1,950)

INVESTING ACTIVITIES
         Organization costs                                     0                  0                 0               (50)
                                                   --------------     --------------    --------------    --------------

                          NET CASH USED BY
                      INVESTING ACTIVITIES                      0                  0                 0               (50)

FINANCING ACTIVITIES
         Proceeds from sale of
          common stock                                          0                  0                 0             2,000
                                                   --------------     --------------    --------------    --------------

                      NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                     0                   0                 0             2,000
                                                   --------------     --------------    --------------    --------------

                          INCREASE IN CASH
                      AND CASH EQUIVALENTS                      0                  0                 0                 0
         Cash and cash equivalents
         at beginning of year                                   0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                   CASH & CASH EQUIVALENTS
                            AT END OF YEAR         $            0     $            0    $            0    $            0
                                                   ==============     ==============    ==============    ==============




See Notes to Financial Statements.

                               STAR DOLPHIN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         Accounting Methods:
         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy:
         The Company has not yet adopted any policy regarding payment of dividends.

         Organization Costs:
         The Company amortized its organization costs over a five year period.

         Cash and Cash Equivalents:
         For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

         Estimates:
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

         At December 31, 1997 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $5,600 which expires as follows:

                  Year Ended                Expires                 Amount

               December 31, 1986       December 31, 2001        $      1,950
               December 31, 1987       December 31, 2002                  10
               December 31, 1988       December 31, 2003                  10
               December 31, 1989       December 31, 2004                  10
               December 31, 1990       December 31, 2005                  10
               December 31, 1991       December 31, 2006                  10
               December 31, 1997       December 31, 2012               3,600
                                                                ------------
                                                                $      5,600
                                                                ============

NOTE 2: DEVELOPMENT STAGE COMPANY
         The Company was incorporated under the laws of the State of Utah on April 16, 1986 and has been in the development stage since incorporation. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated as a Nevada corporation.

NOTE 3: CAPITALIZATION
         On the date of incorporation, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $2,000 cash for an average consideration of $.002 per share. The Company's authorized stock includes 100,000,000 shares of common stock at $.001 par value. During 1997, the Company issued 1,000,000 shares of its stock to its President in exchange for $3,600 of expenses he paid on behalf of the Company.

                               STAR DOLPHIN, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 1997


NOTE 4: RELATED PARTY TRANSACTIONS
         The Company neither owns or leases any real property. Office services are provided, without charge, by current management. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. During 1997, the Company issued 1,000,000 shares of its stock to its President in exchange for $3,600 of expenses he paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.